Form 10-K
period 2002-12-31
NATIONSCREDIT GRANTOR TRUST 1997-1
filed 2003-03-31
CIK 1038708

10

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                    333-22327
                              (Commission File No.)


                      NATIONSCREDIT GRANTOR TRUST 1997 - 1
                      ------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                              75-265544
--------                                                              ---------
(State  or  other  jurisdiction                                  (IRS  Employer
of  incorporation  or  organization)                       Identification  No.)

1355  Windward  Concourse,  Alpharetta  Georgia                           30005
-----------------------------------------------                           -----
(Address  of  principal  executive  offices)                        (Zip  Code)

Registrant's  telephone  number,  including area code            (678) 339-9597

       Securities registered pursuant to section 12(b) of the Act:  None.

           Securities registered pursuant to section 12(g) of the Act:

                   6.75% Marine Receivable-Backed Certificates

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   (x)     yes                         (  )  no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes_  No  X
          -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

Documents  incorporated  by  reference:  None.

                                     PART I
Item  1. Business.
         ---------

         Not  applicable.


Item  2. Properties.
         -----------

         Not  applicable.


Item  3. Legal  Proceedings.
         -------------------

         Not  applicable.


Item  4. Submission  of  Matters  to  a  Vote  of  Security  Holders.
         ------------------------------------------------------------

         Not  applicable.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         The   Certificates   representing   investors'   interests   in   the
         NationsCredit Grantor Trust 1997-1 are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown on DTC's records as holding beneficial ownership interests in the certificates is 27 as of December 31, 2002.


         To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item  6.  Selected  Financial  Data.
          --------------------------

          Not  applicable.


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of  Operations.
          -----------------------

          Not  applicable.


Item  7A. Quantitative  and  Qualitative  Disclosure  About  Market  Risk.
          ----------------------------------------------------------------

          Not  applicable.


Item  8.  Financial  Statements  and  Supplementary  Data.
          ------------------------------------------------

          Not  applicable.



Item  9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting
          ------------------------------------------------------------------
          and Financial  Disclosure.
          --------------------------

          Not  applicable.

                                    PART III

Item  10. Directors  and  Executive  Officers  of  the  Registrant
          --------------------------------------------------------

          Not  applicable.


Item  11. Executive  Compensation.
          ------------------------

          Not  applicable.


Item  12. Security  Ownership  of  Certain Beneficial Owners and Management and
          ---------------------------------------------------------------------
          Related  Stockholder Matters.
          -----------------------------

          The Certificates are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the NationsCredit Grantor Trust 1997-1 is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 2002. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2002, the following direct DTC participants held positions in the Certificates representing interests in the NationsCredit Grantor Trust 1997-1 equal to or exceeding 5% of the total principal amount of the Certificates outstanding on the date: None.


Item  13. Certain  Relationships  and  Related  Transactions.
          ---------------------------------------------------

          Not  applicable.


                                     PART IV

Item  14. Controls  and  Procedures.
          --------------------------

          Not  applicable.


Item  15. Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.
          ---------------------------------------------------------------------

          (a)
                         1.     Not  applicable.
                         2.     Not  applicable.
                         3.     Exhibits:
                                99.1  Annual  Statement  as  to  Compliance
                                99.2  Report  of  Independent  Accountants

          (b)  Reports  on  Form  8-K

          NationsCredit Grantor Trust 1997-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2002, including the Servicer's Certificate for each due period provided to Deutsche Bank Trust Company Americas, formerly Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 2002
                                February 15, 2002
                                 March 15, 2002
                                 April 15, 2002
                                  May 15, 2002
                                  June 17, 2002
                                  July 15, 2002
                                 August 15, 2002
                               September 16, 2002
                                October 15, 2002
                                November 15, 2002
                                December 16, 2002

     (c)  See  item  15(a)(3)  above

     (d)  Not  applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSCREDIT  GRANTOR  TRUST  1997  -  1  (Registrant)

                                 By: Banc of America Specialty Finance, Inc. formerly NationsCredit Commercial
                                      Corporation  of America,  as  Servicer
                                      of NationsCredit Grantor Trust 1997 - 1

                                 March  31,  2003

                                 By  /s/  CHRISTOPHER  SPOENEMAN
                                     ---------------------------
                                          Christopher  Spoeneman
                                          Senior  Vice  President

NATIONSCREDIT  GRANTOR  TRUST  1997-1

Certification  Pursuant  to  Section  302  of  The  Sarbanes-Oxley  Act of 2002
-------------------------------------------------------------------------------

I, Christopher Spoeneman, a duly authorized representative of Banc of America Specialty Finance, Inc. certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of NationsCredit Grantor Trust 1997-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

March  31,  2003

By  /s/  Christopher  Spoeneman
-------------------------------
          Christopher  Spoeneman
          Senior  Vice  President
          Banc  of  America  Specialty  Finance,  Inc.

                                  EXHIBIT INDEX


 Exhibit  Number              Description  of  Exhibit
 ---------------              ------------------------
      99.1                    Annual  Statement  as  to  Compliance
      99.2                    Report  of  Independent  Accountants

                                                                   EXHIBIT 99.1
                                                                   ------------


                    BANC  OF  AMERICA  SPECIALTY FINANCE, INC.
                        ANNUAL STATEMENT AS TO COMPLIANCE

                       NationsCredit Grantor Trust 1997-1
                       ----------------------------------



The undersigned certifies that he is a Senior Vice President of Banc of America Specialty Finance, Inc., formerly NationsCredit Commerical Corporation of America, a North Carolina corporation (the "Servicer"), and that as such he is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to Section 13.10 of the Pooling and Servicing Agreement dated as of April 30, 1997 among NationsCredit Securitization Corporation, Banc of
America  Specialty  Finance,  Inc.  formerly known as   NationsCredit Commercial
Corporation of America and Deutsche Bank Trust Company Americas, formerly Bankers Trust Company (the "Agreement") and further certifies that ( i ) a review of the activities of the Servicer during the period January 1, 2002 up to and including December 31, 2002 and of its performance under the Agreement has been made and (ii) based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the past year up to and including December 31, 2002.

IN WITNESS WHEREOF, I have affixed hereto my signature this the 31st day of March, 2003.



           Banc  of  America  Specialty  Finance,  Inc.

           By:/s/  Christopher  Spoeneman
              ---------------------------
                   Christopher  Spoeneman
                   Senior  Vice  President

                                                                   EXHIBIT 99.2
                                                                   ------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Bank of America Corporation


We have examined management's assertion about Banc of America Specialty Finance, Inc.'s (the "Company") compliance with the servicing requirements
outlined  in  sections  12.3,  13.8,  14.1,  14.2,  14.3,  14.6   and  14.7  of
the Pooling and Servicing Agreement dated April 30, 1997 (the "Agreement") for the NationsCredit Grantor Trust 1997-1 securitization as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned requirements as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/  PRICEWATERHOUSE  COOPERS  LLP
----------------------------------


March  13,  2003

                                                                      EXHIBIT I
                                                                      ---------


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                       WITH CERTAIN SERVICING REQUIREMENTS


March  13,  2003


As of and for the year ended December 31, 2002, Banc of America Specialty Finance, Inc. has complied in all material respects with the servicing requirements outlined in sections 12.3, 13.8, 14.1, 14.2, 14.3, 14.6 and 14.7 of the Pooling and Servicing Agreement for the NationsCredit Grantor Trust 1997-1 securitization dated as of April 30, 1997, between Banc of America Specialty Finance, Inc., formerly NationsCredit Commercial Corporation of America, as Servicer, NationsCredit Securitization Corporation, as Seller, and Deutsche Bank Trust Company Americas, formerly Bankers Trust Company, as Trustee and Collateral Agent.




/s/  ERIC  P.  TELLJOHANN
-------------------------
     Eric  P.  Telljohann
     Senior  Vice  President


/s/  CHRISTOPHER  SPOENEMAN
---------------------------
     Christopher  Spoeneman
     Senior  Vice  President


/s/  JOYCE  V.  MCLEOD
----------------------
     Joyce  V.  McLeod
     Vice  President